Form 10QSB
period 2000-09-30
VERDLAND BIO HIGH TECH INVESTMENT CO LTD
filed 2000-11-13
CIK 1116710

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2000

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-30825
                                             -------

                  VERDLAND BIO-HIGH TECH INVESTMENT CO LTD
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

           NEVADA                                           87-0377162
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

Unit 904, Sino Plaza, 255 Gloucester Road, Causeway Bay, Hong Kong, SAR, China
------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (852) 2834-9800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          10,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2000

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                  VERDLAND BIO HIGH-TECH INVESTMENT CO., INC.
                            FINANCIAL STATEMENTS
                                (UNAUDITED)

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                  Verdland Bio-High Tech Investment Co., Inc.
                        (a development stage company)
                              Balance Sheets



                                   ASSETS

                                                  September 30,   March 31,
                                                      2000          2000
                                                   -----------   -----------
CURRENT ASSETS

   Cash                                            $        30   $        30
                                                   -----------   -----------
       Total Current Assets                                 30            30
                                                   -----------   -----------
                                                   $        30   $        30
                                                   ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable - related party (Note 2)       $          -  $       160
                                                   ------------  -----------
       Total Current Liabilities                              -          160
                                                   ------------  -----------

STOCKHOLDERS' EQUITY

   Preferred stock, authorized 1,000 shares of
      Class A Preferred, $.001 par value                      -            -
   Preferred stock, authorized 1,000 shares of
      Class B Preferred, $.001 par value                      -            -
   Preferred stock, authorized 1,000 shares of
      Class C Preferred, $.001 par value                      -            -
   Common stock, authorized 50,000,000
       shares at $.001 par value; 10,000,000,
       issued and outstanding                            10,000       10,000
   Capital in excess of par value                        27,731       16,140
   Retained deficit (accumulated during
       the development stage) (Note 5)                  (37,701)     (26,270)
                                                   ------------  -----------
     Total Stockholders' Equity                              30         (130)
                                                   ------------  -----------
                                                   $         30  $        30
                                                   ============  ===========


The accompanying notes are an integral part of these financial statements

                     Verdland Bio-Tech Investment Co., Inc.
                         (a development stage company)
                           Statements of Operations
                            For the Periods Ended


                                                                                             For the
                                                                                           Period From
                                                For the                 For the           August 24,1994
                                          Three Months ended        Six Months ended     (beginning of devel-
                                             September 30,            September 30,        opment stage to
                                           2000        1999          2000         1999    September 30 2000
                                        ----------  ----------    ----------   ----------   ----------
REVENUE
   Interest income                       $       -   $       -     $       -    $       -    $   4,679
                                         ---------   ---------     ---------    ---------    ---------
     Total Revenue                               -           -             -            -            -
                                         ---------   ---------     ---------    ---------    ---------
EXPENSES
   General and Administrative Expense       11,431          40        11,431          120       41,980
                                         ---------   ---------     ---------    ---------    ---------
     Total Expenses                         11,431          40        11,431          120      (41,980)
                                         ---------   ---------     ---------    ---------    ---------
   Net (loss) before provision for taxes   (11,431)        (40)      (11,431)        (120)     (37,301)
                                         ---------   ---------     ---------    ---------    ---------
     Provision for Taxes (Note 1)                -           -             -            -          400
                                         ---------   ---------     ---------    ---------    ---------
   Net income (loss)                     $ (11,431)  $     (40)    $ (11,431)   $    (120)   $ (37,701)
                                         =========   =========     =========    =========    =========

   Loss Per Share (Note 1)               $       -   $       -     $       -    $       -
                                         =========   =========     =========    =========

   Average shares outstanding            10,000,000  10,000,000    10,000,000   10,000,000
                                         ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                    Verdland Bio-Tech Investment Co., Inc.
                       (a development stage company)
                         Statements of Cash Flows
                          For the Periods Ended
                                                               For the period
                                                              August 24, 1994
                                                              (beginning of
                                           For the Six          development
                                           Months Ended          stage) to
                                           September 30,       September 30,
                                         2000        1999          2000
                                      ----------  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                    $  (11,431) $     (120)   $  (37,701)
 Items not requiring cash flow:
 Increase in accrued expenses and
      accounts payable                      (160)          -         1,369
  Decrease in interest receivable              -           -        (4,679)
  Issuance of stock for services               -           -         1,000
  Expenses Paid by Stockholder            11,591           -        14,191
                                      ----------  ----------    ----------
     Net Cash (Used) by
      Operating Activities                     -        (120)      (25,820)
                                      ----------  ----------    ----------
CASH FLOWS FROM
 INVESTING ACTIVITIES
       Net cash (used) by
        Investing Activities                   -           -             -
                                      ----------  ----------    ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock                     -           -        24,500
  Loans from related parties                   -           -         1,160
                                      ----------  ----------    ----------
     Net Cash provided by
      Financing Activities                     -           -        25,660
                                      ----------  ----------    ----------
NET INCREASE (DECREASE) IN CASH                -        (120)         (160)
CASH AT BEGINNING OF PERIOD                   30         150           190
                                      ----------  ----------    ----------
CASH AT END OF PERIOD                 $       30  $       30    $       30
                                      ==========  ==========    ==========

Supplemental Cash Flow Information
  Cash paid for:
    Interest                          $        -  $        -    $        -
    Taxes                             $        -  $        -    $      400

Non Cash Flow Information
  Stock issued for:
    Note receivable                   $        -  $        -    $        -
    Services                          $        -  $        -    $    1,000
    Conversion of Debt                $        -  $        -    $    1,000


The accompanying notes are an integral part of these financial statements.

                   Verdland Bio-High Tech Investment Co., Inc.
                        (a development stage company)
                      Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Utah on March 26, 1982 for the
primary purpose of operating a video store.   The Company was operational
until 1992 when the Company filed bankruptcy. The Company emerged from bankruptcy on August 24, 1994 with no assets or liabilities other than state income taxes. The Company has had no operations since that date and is classified as a development stage company.

The Company created and then merged with a Nevada subsidiary on January 17, 1998. The Company is now a Nevada corporation.

Loss Per Share
--------------
The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

Provision for Income Taxes
--------------------------
The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended March 31, 1995.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at March 31, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $98,000 at March 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $33,000 at March 31, 2000 have been offset by valuation reserves of the same amount.

The Company has available $98,000 in net operating loss carryforwards that will begin to expire in the year 2002.

Cash and Cash Equivalents
-------------------------
For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

                  Verdland Bio-High Tech Investment Co., Inc.
                       (a development stage company)
                     Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company
-------------------------
The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage. (August 24, 1994).

NOTE 2  - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview
--------
Verdland Bio High-Tech Investment Co., Inc. ("Verdland") is considered a development stage company with no assets or capital and with no operations or income since August 1994. The costs and expenses associated with Verdland's operations have been paid for by shareholders, specifically Ken Chu and Guo Jian Xin (a.k.a. Jimmy Guo). It is anticipated that Verdland will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by said shareholders in the immediate future.

Other than the funds contributed to capital by Verdland's principal shareholders, Verdland has no other financing means in place and unless it is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about Verdland's ability to continue as a going concern.

Proposed Acquisition of StarNet
-------------------------------
The board of directors has reviewed various businesses which would create a profitable operation for Verdland and provide some value to its shareholders. Management has recently negotiated the potential acquisition of StarNet(China) Limited, a Hong Kong corporation ("StarNet") which is a company engaged as a joint venture partner in Shenzen StarNet Limited and Shenzen SAST Electronic Co., Ltd., limited liability companies organized in accordance with the laws of the People's Republic of China on Joint Ventures Using Chinese and Foreign Investments. Verdland feels StarNet has the potential for rapid growth and profitability. Through negotiations by management, Verdland's board of directors has approved an Agreement and Plan of Reorganization dated ___________, 2000 (the "Plan"), whereby Verdland will issue 32,000,000 shares of its common stock for 99% of the issued and outstanding shares of capital
stock of StarNet.   After the reorganization contemplated under the Plan is
complete, (1) StarNet will be a subsidiary of the Verdland; and (2) the Verdland will file a Certificate of Amendment to its Articles of Incorporation changing its name to "StarNet Pacific Company Limited." The board of directors of Verdland has unanimously recommended the acquisition of StarNet.

Plan of Operation
-----------------
Because of lack of working capital, it may be necessary for the principal shareholders to either advance funds to Verdand or to accrue expenses until such time as the acquisition of StarNet can be completed. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if Verdland engages the services of others to assist in the proposed acquisition it may be necessary for Verdland to attempt to raise additional funds. As of the date hereof, Verdland has not made any arrangements or definitive agreements to engage the services of others or to raise any capital.

In the event Verdland does need to raise capital, most likely the most immediate source would be loans from its principal shareholders. It is unlikely that it could make a sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that Verdland will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to Verdland.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VERDLAND BIO HIGH-TECH INVESTMENT CO., INC.
                                 [Registrant]



Dated: November 13, 2000         By /S/ Guo Jian Xin, President
                                 and Director